Form 10-K
period 1997-12-31
SALOMON BROS MORT SEC VII INC AST BK FL RTE CER SE 1996-5A
filed 1998-03-25
CIK 1029770

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

|X|      Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                       OR

|_|      Transition Report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 For the transition period from _______________

         to _______________

                          Commission File No. 333-44593
                                              ---------

         SALOMON BROTHERS MORTGAGE SECURITIES VII, INC. (SERIES 1996-5)
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                             13-3439681
                      --------                             ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

                      SEVEN WORLD TRADE CENTER, 40TH FLOOR
                      NEW YORK, NEW YORK                  10048
                      -----------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 212 783-5659
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X          No
                                  -----           -----

                                     PART I

ITEM 1            BUSINESS.

                  Not applicable.


ITEM 2            PROPERTIES.

                  Not applicable.


ITEM 3            LEGAL PROCEEDINGS.

                  None.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matter was submitted to a vote of security holders during the period covered by this report through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  (a) There is no established trading market for the Certificates.

                  (b) There is approximately 1 holder of record as of the end of the reporting year.

ITEM 6            SELECTED FINANCIAL DATA.

                  Not applicable.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

                  Not applicable.


ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not applicable.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not applicable.


ITEM 11           EXECUTIVE COMPENSATION.

                  Not applicable.


ITEM 12           SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

                  The following table provides information, as of the end of the reporting year with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1996-5 Series of Certificates. This does not reflect the persons who hold their certificates in nominee or "street" name.

                  Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Certificates as of the end of the reporting year.

                                                                                                 Percent of Class of
                                                              Principal Amount of           Certificates Outstanding (by
Series and Class                                              Certificates Owned             aggregate principal balance
 of Certificates  Name and Address                                of Record                     or Percentage Interest)
 ---------------  ----------------                                ---------                     -----------------------

1996-5

Class A           Chase Manhattan Bank                          $54,464,500                            100%
                  4 New York Plaza
                  13th Floor
                  New York, NY 10004

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not applicable.

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
                  FORM 8-K.

                  (a) Exhibits.
                           The following exhibits are or will be provided.

                           99.1     Annual report of Independent Public
                                    Accountants' as to master servicing
                                    activities or servicing activities, as
                                    applicable.

                                    (a) Option One Mortgage Corporation, as
                                        master servicer (F1)

                           99.2     Annual Statement of Compliance with
                                    obligations under the Pooling and Servicing
                                    Agreement or servicing agreement, as
                                    applicable, of:

                                    (a) Option One Mortgage Corporation, as
                                        master servicer (F1)

                  (b) Not applicable.

                  (c) Not applicable.

(F1) Such document (i) is not filed herewith since such document was not received by the Registrant at least three business days prior to the due date of this report; and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Registrant's receipt of such document.

                  No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES

                  Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SALOMON BROTHERS MORTGAGE
                                       SECURITIES VII, INC.
                                       (Registrant and as Depositor)


                                   By:/s/ Gregory P. Petroski
                                      ------------------------------------------
                                         Gregory P. Petroski
                                         Assistant Secretary

                                   Date: March 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the date indicated.



SIGNATURE                             CAPACITY                       DATE



/s/ Gregory P. Petroski*        Director and President           March 25, 1998
----------------------          (Principal Executive Officer)
Thomas G. Maheras


/s/ Gregory P. Petroski*        Treasurer (Principal             March 25, 1998
-----------------------         Financial and Principal
Thomas W. Jasper                Accounting Officer)


/s/ Gregory P. Petroski*        Director and                     March 25, 1998
-----------------------         Vice President
Jeffrey A. Perlowitz


/s/ Gregory P. Petroski*        Director and Assistant           March 25, 1998
-----------------------         Secretary
Gregory P. Petroski



* By:/s/ Gregory P. Petroski
     -----------------------
         Gregory P. Petroski
         Attorney-in-fact